Form 10-K
period 2022-12-31
Benchmark 2021-B28 Mortgage Trust
filed 2023-03-16
CIK 1871630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The College Point Mortgage Loan, the Woodbridge Corporate Plaza Leased Fee Mortgage Loan and the ExchangeRight Net Leased Portfolio #48 Mortgage Loan, which constituted approximately 2.9%, 2.0% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the College Point Mortgage Loan, the Woodbridge Corporate Plaza Leased Fee Mortgage Loan or the ExchangeRight Net Leased Portfolio #48 Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. These loan combinations, including the College Point Mortgage Loan, the Woodbridge Corporate Plaza Leased Fee Mortgage Loan and the ExchangeRight Net Leased Portfolio #48 Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan, which constituted approximately 1.7% and 1.6%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Colonnade Corporate Center Mortgage Loan or the 4500 Academy Road Distribution Center Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Benchmark 2021-B27 Mortgage Trust transaction, Commission File Number 333-228597-09 (the “Benchmark 2021-B27 Transaction”). These loan combinations, including the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2021-B27 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Huntsville Office Portfolio Mortgage Loan, which constituted approximately 2.2% of the asset pool of the issuing entity as of its cut-off date.  The Huntsville Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Huntsville Office Portfolio Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Huntsville Office Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Huntsville Office Portfolio loan combination in the 3650R 2021-PF1 Commercial Mortgage Trust transaction, Commission File Number 333-255181-01 (the “3650R 2021-PF1 Transaction”).  After the closing of the 3650R 2021-PF1 Transaction on November 18, 2021, this loan combination, including the Huntsville Office Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the 3650R 2021-PF1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to June 13, 2022, the primary servicer and special servicer of the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan, the special servicer of the One SoHo Square Mortgage Loan and the primary servicer of the Watermark Tempe Mortgage Loan, the Huntsville Office Portfolio Mortgage Loan and the 2 Washington Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after June 13, 2022, the Watermark Tempe Mortgage Loan and the 2 Washington Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Colonnade Corporate Center Mortgage Loan, the 4500 Academy Road Distribution Center Mortgage Loan and the Huntsville Office Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan and 3650 REIT Loan Servicing LLC as special servicer of the Huntsville Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of 3650 REIT Loan Servicing LLC as special servicer of the Huntsville Office Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as certificate administrator, as trustee and as custodian, and Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.7           Co-Lender Agreement, dated as of July 30, 2021 by and among Goldman Sachs Bank USA, as Initial Note A-1-S Holder, Initial Note A-1-C-1 – Note A-1-C-8 Holder and Initial Note B-1 Holder, DBR Investments Co. Limited, as Initial Note A-2-S Holder, Initial Note A-2-C-1 – Note A-2-C-6 Holder and Initial Note B-2 Holder, and Bank of Montreal, as Initial Note A-3-S Holder, Initial Note A-3-C-1 – Note A-3-C-3 Holder and Initial Note B-3 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on August 19, 2021 under Commission File No. 333-226123-12 and incorporated by reference herein).

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to June 13, 2022 (see Exhibit 33.1)

33.3         LNR Partners, LLC, as Special Servicer on and after June 13, 2022

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the College Point Mortgage Loan (see Exhibit 33.1)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the College Point Mortgage Loan prior to June 13, 2022 (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the College Point Mortgage Loan on and after June 13, 2022 (see Exhibit 33.3)

33.12       Wells Fargo Bank, National Association, as Trustee of the College Point Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the College Point Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the College Point Mortgage Loan (see Exhibit 33.6)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 33.1)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan prior to June 13, 2022 (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan on and after June 13, 2022 (see Exhibit 33.3)

33.19       Wells Fargo Bank, National Association, as Trustee of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 33.6)

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 33.1)

33.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan prior to June 13, 2022 (see Exhibit 33.1)

33.25       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan on and after June 13, 2022 (see Exhibit 33.3)

33.26       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 33.6)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Colonnade Corporate Center Mortgage Loan (see Exhibit 33.1)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Colonnade Corporate Center Mortgage Loan (see Exhibit 33.1)

33.32       Wilmington Trust, National Association, as Trustee of the Colonnade Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Citibank, N.A., as Custodian of the Colonnade Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Colonnade Corporate Center Mortgage Loan

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 33.1)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 33.1)

33.37       Wilmington Trust, National Association, as Trustee of the 4500 Academy Road Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Citibank, N.A., as Custodian of the 4500 Academy Road Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 33.34)

33.40       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 33.1)

33.42       U.S. Bank National Association, as Trustee of the One SoHo Square Mortgage Loan prior to September 5, 2022

33.43       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan on and after September 5, 2022 (see Exhibit 33.42)

33.44       U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 33.42)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 33.6)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan

33.47       KeyBank National Association, as Special Servicer of The Domain Mortgage Loan (see Exhibit 33.40)

33.48       Wilmington Trust, National Association, as Trustee of The Domain Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of The Domain Mortgage Loan (see Exhibit 33.5)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of The Domain Mortgage Loan (see Exhibit 33.34)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of The Domain Mortgage Loan

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 33.1)

33.54       LNR Partners, LLC, as Special Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 33.3)

33.55       Wells Fargo Bank, National Association, as Trustee of the Watermark Tempe Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Watermark Tempe Mortgage Loan (see Exhibit 33.5)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Watermark Tempe Mortgage Loan (see Exhibit 33.34)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 33.1)

33.60       LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 33.3)

33.61       Wells Fargo Bank, National Association, as Trustee of the 2 Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the 2 Washington Mortgage Loan (see Exhibit 33.5)

33.63       Park Bridge Lender Services LLC, as Operating Advisor of the 2 Washington Mortgage Loan (see Exhibit 33.34)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.66       3650 REIT Loan Servicing LLC, as Special Servicer of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Trustee of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 33.34)

33.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to June 13, 2022 (see Exhibit 34.1)

34.3         LNR Partners, LLC, as Special Servicer on and after June 13, 2022

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the College Point Mortgage Loan (see Exhibit 34.1)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the College Point Mortgage Loan prior to June 13, 2022 (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the College Point Mortgage Loan on and after June 13, 2022 (see Exhibit 34.3)

34.12       Wells Fargo Bank, National Association, as Trustee of the College Point Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the College Point Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the College Point Mortgage Loan (see Exhibit 34.6)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 34.1)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan prior to June 13, 2022 (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan on and after June 13, 2022 (see Exhibit 34.3)

34.19       Wells Fargo Bank, National Association, as Trustee of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 34.6)

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 34.1)

34.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan prior to June 13, 2022 (see Exhibit 34.1)

34.25       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan on and after June 13, 2022 (see Exhibit 34.3)

34.26       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 34.6)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Colonnade Corporate Center Mortgage Loan (see Exhibit 34.1)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Colonnade Corporate Center Mortgage Loan (see Exhibit 34.1)

34.32       Wilmington Trust, National Association, as Trustee of the Colonnade Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Citibank, N.A., as Custodian of the Colonnade Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Colonnade Corporate Center Mortgage Loan

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 34.1)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 34.1)

34.37       Wilmington Trust, National Association, as Trustee of the 4500 Academy Road Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Citibank, N.A., as Custodian of the 4500 Academy Road Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 34.34)

34.40       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 34.1)

34.42       U.S. Bank National Association, as Trustee of the One SoHo Square Mortgage Loan prior to September 5, 2022

34.43       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan on and after September 5, 2022 (see Exhibit 34.42)

34.44       U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 34.42)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 34.6)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan

34.47       KeyBank National Association, as Special Servicer of The Domain Mortgage Loan (see Exhibit 34.40)

34.48       Wilmington Trust, National Association, as Trustee of The Domain Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of The Domain Mortgage Loan (see Exhibit 34.5)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of The Domain Mortgage Loan (see Exhibit 34.34)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of The Domain Mortgage Loan

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 34.1)

34.54       LNR Partners, LLC, as Special Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 34.3)

34.55       Wells Fargo Bank, National Association, as Trustee of the Watermark Tempe Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Watermark Tempe Mortgage Loan (see Exhibit 34.5)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Watermark Tempe Mortgage Loan (see Exhibit 34.34)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 34.1)

34.60       LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 34.3)

34.61       Wells Fargo Bank, National Association, as Trustee of the 2 Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the 2 Washington Mortgage Loan (see Exhibit 34.5)

34.63       Park Bridge Lender Services LLC, as Operating Advisor of the 2 Washington Mortgage Loan (see Exhibit 34.34)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.66       3650 REIT Loan Servicing LLC, as Special Servicer of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Trustee of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 34.34)

34.70       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to June 13, 2022 (see Exhibit 35.1)

35.3         LNR Partners, LLC, as Special Servicer on and after June 13, 2022

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the College Point Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the College Point Mortgage Loan prior to June 13, 2022 (see Exhibit 35.1)

35.8         LNR Partners, LLC, as Special Servicer of the College Point Mortgage Loan on and after June 13, 2022 (see Exhibit 35.3)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan prior to June 13, 2022 (see Exhibit 35.1)

35.11       LNR Partners, LLC, as Special Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan on and after June 13, 2022 (see Exhibit 35.3)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan prior to June 13, 2022 (see Exhibit 35.1)

35.14       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan on and after June 13, 2022 (see Exhibit 35.3)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Colonnade Corporate Center Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Colonnade Corporate Center Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 35.1)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 35.1)

35.19       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 35.1)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan

35.22       KeyBank National Association, as Special Servicer of The Domain Mortgage Loan (see Exhibit 35.19)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 35.1)

35.24       LNR Partners, LLC, as Special Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 35.3)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 35.1)

35.26       LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 35.3)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.28       3650 REIT Loan Servicing LLC, as Special Servicer of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 15, 2023