Form 10-K
period 2023-12-31
Benchmark 2021-B28 Mortgage Trust
filed 2024-03-18
CIK 1871630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Watermark Tempe Mortgage Loan, the Huntsville Office Portfolio Mortgage Loan, the 2 Washington Mortgage Loan, the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan and the special servicer of the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan prior to May 10, 2023 and the One SoHo Square Mortgage Loan prior to May 15, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Watermark Tempe Mortgage Loan and the 2 Washington Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

K-Star Asset Management LLC is the special servicer of the One SoHo Square Mortgage Loan, the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan, which constituted approximately 9.8%, 1.7% and 1.6%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the One SoHo Square Mortgage Loan from May 15, 2023 to December 31, 2023 and the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan from May 10, 2023 to December 31, 2023. As a result, it is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

With respect to the pari passu loan combinations that include the Colonnade Corporate Center Mortgage Loan, the 4500 Academy Road Distribution Center Mortgage Loan, the One SoHo Square Mortgage Loan and the Huntsville Office Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan and 3650 REIT Loan Servicing LLC as special servicer of the Huntsville Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of 3650 REIT Loan Servicing LLC as special servicer of the Huntsville Office Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of K-Star Asset Management LLC as special servicer of the One SoHo Square Mortgage Loan on and after May 15, 2023 and the Colonnade Corporate Center Mortgage Loan and the 4500 Academy Road Distribution Center Mortgage Loan on and after May 10, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank Trust Company, National Association, as trustee and as certificate administrator, and U.S. Bank National Association, as custodian, and Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.2         LNR Partners, LLC, as Special Servicer

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

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the College Point Mortgage Loan (see Exhibit 33.1)

33.9         LNR Partners, LLC, as Special Servicer of the College Point Mortgage Loan (see Exhibit 33.2)

33.10       Wells Fargo Bank, National Association, as Trustee of the College Point Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the College Point Mortgage Loan (see Exhibit 33.4)

33.12       Pentalpha Surveillance LLC, as Operating Advisor of the College Point Mortgage Loan (see Exhibit 33.5)

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 33.1)

33.15       LNR Partners, LLC, as Special Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 33.2)

33.16       Wells Fargo Bank, National Association, as Trustee of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 33.4)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 33.5)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 33.1)

33.21       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 33.2)

33.22       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 33.4)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 33.5)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Colonnade Corporate Center Mortgage Loan (see Exhibit 33.1)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Colonnade Corporate Center Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.28       K-Star Asset Management LLC, as Special Servicer of the Colonnade Corporate Center Mortgage Loan on and after May 10, 2023

33.29       Wilmington Trust, National Association, as Trustee of the Colonnade Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Citibank, N.A., as Custodian of the Colonnade Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Colonnade Corporate Center Mortgage Loan

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 33.1)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.34       K-Star Asset Management LLC, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan on and after May 10, 2023 (see Exhibit 33.28)

33.35       Wilmington Trust, National Association, as Trustee of the 4500 Academy Road Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Citibank, N.A., as Custodian of the 4500 Academy Road Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 33.31)

33.38       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan prior to May 15, 2023 (see Exhibit 33.1)

33.40       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan on and after May 15, 2023 (see Exhibit 33.28)

33.41       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

33.42       U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 33.41)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 33.5)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan

33.45       KeyBank National Association, as Special Servicer of The Domain Mortgage Loan (see Exhibit 33.38)

33.46       Wilmington Trust, National Association, as Trustee of The Domain Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of The Domain Mortgage Loan (see Exhibit 33.4)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of The Domain Mortgage Loan (see Exhibit 33.31)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of The Domain Mortgage Loan

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 33.1)

33.52       LNR Partners, LLC, as Special Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 33.2)

33.53       Wells Fargo Bank, National Association, as Trustee of the Watermark Tempe Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Watermark Tempe Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the Watermark Tempe Mortgage Loan (see Exhibit 33.31)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 33.1)

33.58       LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 33.2)

33.59       Wells Fargo Bank, National Association, as Trustee of the 2 Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the 2 Washington Mortgage Loan (see Exhibit 33.4)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the 2 Washington Mortgage Loan (see Exhibit 33.31)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.64       3650 REIT Loan Servicing LLC, as Special Servicer of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Trustee of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 33.31)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

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

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the College Point Mortgage Loan (see Exhibit 34.1)

34.9         LNR Partners, LLC, as Special Servicer of the College Point Mortgage Loan (see Exhibit 34.2)

34.10       Wells Fargo Bank, National Association, as Trustee of the College Point Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the College Point Mortgage Loan (see Exhibit 34.4)

34.12       Pentalpha Surveillance LLC, as Operating Advisor of the College Point Mortgage Loan (see Exhibit 34.5)

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 34.1)

34.15       LNR Partners, LLC, as Special Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 34.2)

34.16       Wells Fargo Bank, National Association, as Trustee of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 34.4)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 34.5)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 34.1)

34.21       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 34.2)

34.22       Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 34.4)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 34.5)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Colonnade Corporate Center Mortgage Loan (see Exhibit 34.1)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Colonnade Corporate Center Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.28       K-Star Asset Management LLC, as Special Servicer of the Colonnade Corporate Center Mortgage Loan on and after May 10, 2023

34.29       Wilmington Trust, National Association, as Trustee of the Colonnade Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Citibank, N.A., as Custodian of the Colonnade Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Colonnade Corporate Center Mortgage Loan

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 34.1)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.34       K-Star Asset Management LLC, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan on and after May 10, 2023 (see Exhibit 34.28)

34.35       Wilmington Trust, National Association, as Trustee of the 4500 Academy Road Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Citibank, N.A., as Custodian of the 4500 Academy Road Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 34.31)

34.38       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan prior to May 15, 2023 (see Exhibit 34.1)

34.40       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan on and after May 15, 2023 (see Exhibit 34.28)

34.41       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

34.42       U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 34.41)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 34.5)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan

34.45       KeyBank National Association, as Special Servicer of The Domain Mortgage Loan (see Exhibit 34.38)

34.46       Wilmington Trust, National Association, as Trustee of The Domain Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of The Domain Mortgage Loan (see Exhibit 34.4)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of The Domain Mortgage Loan (see Exhibit 34.31)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of The Domain Mortgage Loan

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 34.1)

34.52       LNR Partners, LLC, as Special Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 34.2)

34.53       Wells Fargo Bank, National Association, as Trustee of the Watermark Tempe Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Watermark Tempe Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the Watermark Tempe Mortgage Loan (see Exhibit 34.31)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 34.1)

34.58       LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 34.2)

34.59       Wells Fargo Bank, National Association, as Trustee of the 2 Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the 2 Washington Mortgage Loan (see Exhibit 34.4)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the 2 Washington Mortgage Loan (see Exhibit 34.31)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.64       3650 REIT Loan Servicing LLC, as Special Servicer of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Trustee of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 34.31)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the College Point Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the College Point Mortgage Loan (see Exhibit 35.2)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 35.1)

35.8         LNR Partners, LLC, as Special Servicer of the Woodbridge Corporate Plaza Leased Fee Mortgage Loan (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #48 Mortgage Loan (see Exhibit 35.2)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Colonnade Corporate Center Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Colonnade Corporate Center Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.13       K-Star Asset Management LLC, as Special Servicer of the Colonnade Corporate Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.16       K-Star Asset Management LLC, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan prior to May 15, 2023 (see Exhibit 35.1)

35.19       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan on and after May 15, 2023 (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan

35.21       KeyBank National Association, as Special Servicer of The Domain Mortgage Loan (see Exhibit 35.17)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 35.1)

35.23       LNR Partners, LLC, as Special Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 35.2)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 35.1)

35.25       LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 35.2)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.27       3650 REIT Loan Servicing LLC, as Special Servicer of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2024