Form 10-K
period 2025-12-31
Benchmark 2021-B28 Mortgage Trust
filed 2026-03-19
CIK 1871630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Domain Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of The Domain Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include The Domain Mortgage Loan and the Huntsville Office Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Trimont LLC as primary servicer of The Domain Mortgage Loan on and after March 1, 2025 and 3650 REIT Loan Servicing LLC as special servicer of the Huntsville Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Trimont LLC as primary servicer of The Domain Mortgage Loan on and after March 1, 2025 and 3650 REIT Loan Servicing LLC as special servicer of the Huntsville Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.37       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 33.27)

33.38       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

33.39       U.S. Bank Trust Company, National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 33.38)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 33.5)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan prior to March 1, 2025

33.42       Trimont LLC, as Primary Servicer of The Domain Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.43       KeyBank National Association, as Special Servicer of The Domain Mortgage Loan (see Exhibit 33.36)

33.44       Wilmington Trust, National Association, as Trustee of The Domain Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of The Domain Mortgage Loan (see Exhibit 33.4)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of The Domain Mortgage Loan (see Exhibit 33.30)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of The Domain Mortgage Loan

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 33.1)

33.50       LNR Partners, LLC, as Special Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 33.2)

33.51       Wells Fargo Bank, National Association, as Trustee of the Watermark Tempe Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Watermark Tempe Mortgage Loan (see Exhibit 33.4)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the Watermark Tempe Mortgage Loan (see Exhibit 33.30)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 33.1)

33.56       LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 33.2)

33.57       Wells Fargo Bank, National Association, as Trustee of the 2 Washington Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the 2 Washington Mortgage Loan (see Exhibit 33.4)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the 2 Washington Mortgage Loan (see Exhibit 33.30)

33.60      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.62       3650 REIT Loan Servicing LLC, as Special Servicer of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Trustee of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 33.30)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.37       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 34.27)

34.38       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

34.39       U.S. Bank Trust Company, National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 34.38)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 34.5)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan prior to March 1, 2025

34.42       Trimont LLC, as Primary Servicer of The Domain Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.43       KeyBank National Association, as Special Servicer of The Domain Mortgage Loan (see Exhibit 34.36)

34.44       Wilmington Trust, National Association, as Trustee of The Domain Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of The Domain Mortgage Loan (see Exhibit 34.4)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of The Domain Mortgage Loan (see Exhibit 34.30)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of The Domain Mortgage Loan

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 34.1)

34.50       LNR Partners, LLC, as Special Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 34.2)

34.51       Wells Fargo Bank, National Association, as Trustee of the Watermark Tempe Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Watermark Tempe Mortgage Loan (see Exhibit 34.4)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the Watermark Tempe Mortgage Loan (see Exhibit 34.30)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 34.1)

34.56       LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 34.2)

34.57       Wells Fargo Bank, National Association, as Trustee of the 2 Washington Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the 2 Washington Mortgage Loan (see Exhibit 34.4)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the 2 Washington Mortgage Loan (see Exhibit 34.30)

34.60      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.62       3650 REIT Loan Servicing LLC, as Special Servicer of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Trustee of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 34.30)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.14       K-Star Asset Management LLC, as Special Servicer of the 4500 Academy Road Distribution Center Mortgage Loan (see Exhibit 35.12)

35.15       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan

35.16       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 35.12)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of The Domain Mortgage Loan prior to March 1, 2025

35.18       Trimont LLC, as Primary Servicer of The Domain Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.19       KeyBank National Association, as Special Servicer of The Domain Mortgage Loan (see Exhibit 35.15)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 35.1)

35.21       LNR Partners, LLC, as Special Servicer of the Watermark Tempe Mortgage Loan (see Exhibit 35.2)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2 Washington Mortgage Loan (see Exhibit 35.1)

35.23       LNR Partners, LLC, as Special Servicer of the 2 Washington Mortgage Loan (see Exhibit 35.2)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Huntsville Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.25       3650 REIT Loan Servicing LLC, as Special Servicer of the Huntsville Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 19, 2026